Form 10-K/A
period 2008-12-31
Banc of America Commercial Mortgage Inc., Series 2008-LS1
filed 2009-05-05
CIK 1427687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of deleting the report on assessment of compliance with servicing criteria for asset-backed securities provided by First American Commercial Real Estate Services, Inc., as a Servicing Function Participant to Wachovia Bank, National Association, the Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan filed as Exhibit 33(h) of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Banc of America Commercial Mortgage Inc’s. Commercial Mortgage Loan Trust 2008-LS1 (the “Original Form 10-K”) and replacing it with the correct report on assessment of compliance with servicing criteria for asset-backed securities provided by First American Commercial Real Estate Services, Inc.

As a result of this correction, Item 1122 of Regulation AB in Part III of the Original Form 10-K is also being restated to delete the material instance of noncompliance with Applicable Servicing Criteria of First American Real Estate Tax Services LLC, as Servicing Function Participant to Wachovia Bank, National Association, the Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan.

Except as specifically set forth herein, this Form 10-K/A does not amend or update the Original Form 10-K.

PART III

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

PART IV

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K.  Only Exhibit 31(ii), a new Sarbanes-Oxley Certification, and Exhibit 33(h), the correct report on assessment of compliance with servicing criteria for asset-backed securities of First American Commercial Real Estate Services, Inc., as a Servicing Function Participant to Wachovia Bank, National Association, the Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan are filed with this Form 10-K/A.

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

31(ii)	Sarbanes-Oxley Certification
33(a)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)*	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
33(c)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the 600 West Chicago Pari Passu Mortgage Loan
33(d)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Certificate Administrator in regards to the 600 West Chicago Pari Passu Mortgage Loan

33(e)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan

33(f)*	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan
33(g)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian and as Custodian in regards to the 600 West Chicago Pari Passu Mortgage Loan
33(h)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

33(i)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(a)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
34(c)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(d)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Certificate Administrator in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(e)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(f)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(g)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian and as Custodian in regards to the 600 West Chicago Pari Passu Mortgage Loan
34(h)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(i)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

35(a)*	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)*	Servicer compliance statement, LNR Partners, Inc., as Special Servicer
35(c)*	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
33(d)*	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
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

Banc of America Commercial Mortgage Inc.

Date: May 5, 2009	/s/ Peter Cookson
By: Peter Cookson
Title: Senior Vice President, Senior Officer in Charge of Securitization

EXHIBIT INDEX

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K.  Only Exhibit 31(ii), a new Sarbanes-Oxley Certification, and Exhibit 33(h), the correct report on assessment of compliance with servicing criteria for asset-backed securities of First American Commercial Real Estate Services, Inc., as a Servicing Function Participant to Wachovia Bank, National Association, the Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan are filed with this Form 10-K/A.

Exhibit Number	Description
4
Pooling and Servicing agreement, dated March 1, 2008, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2008

31(ii)	Sarbanes-Oxley Certification
33(a)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)*	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
33(c)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the 600 West Chicago Pari Passu Mortgage Loan
33(d)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Certificate Administrator in regards to the 600 West Chicago Pari Passu Mortgage Loan

33(e)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan

33(f)*	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan
33(g)*	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian and as Custodian in regards to the 600 West Chicago Pari Passu Mortgage Loan
33(h)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

33(i)*
Report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(a)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
34(c)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(d)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Certificate Administrator in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(e)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer in regards to the 600 West Chicago Pari Passu Mortgage Loan

34(f)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(g)*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Custodian and as Custodian in regards to the 600 West Chicago Pari Passu Mortgage Loan
34(h)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

34(i)*
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Zenta, LLC, as Servicing Function Participant to Wachovia Bank, National Association as Master Servicer in regards to 600 West Chicago Pari Passu Mortgage Loan

35(a)*	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)*	Servicer compliance statement, LNR Partners, Inc., as Special Servicer
35(c)*	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
33(d)*	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
99.1
Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2008, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2008